Form 10-K/A
period 2020-12-31
Volkswagen Auto Loan Enhanced Trust 2018-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2021-05-20
CIK 1720749, 1182534

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

2200 Woodland Pointe Avenue
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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 30, 2021 and is being filed for the purpose of amending the exhibits by removing the incorrect exhibits that were filed with the Form 10-K and filing the exhibits listed in the Exhibit Index below.

Other than as discussed above, this Form 10-K/A does not update or amend any other information as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

May 20, 2021

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2018-1

By: VW Credit, Inc., as Servicer

By:	/s/ Garett Miles
Garett Miles
Head of Securitization and Assistant Treasurer (senior officer in charge of the servicing function)